Form 10-Q
period 1995-04-30
SCS COMPUTE INC
filed 1995-06-06
CIK 727127

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended                    April 30, 1995
                                   ---------------------------------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

                         Commission file number 0-14932

                               SCS/Compute, Inc.
                  ---------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

     Delaware                                              431228297
- --------------------                              --------------------------
(State or Other Jurisdiction                     (IRS Employer Identification
 of Incorporation or Organization)                                        No.)


12444 Powerscourt Drive, Suite 400, St. Louis, MO                  63131
- ----------------------------------------------------------------------------
    (Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, Including Area Code:       (314) 966-1040
                                                   -------------------------

- ----------------------------------------------------------------------------
  Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                   Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days  Yes   X     No
                                              -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
Par value $0.10 per share, on May 30, 1995:  2,563,977
- ------------------------------------------------------

                               SCS/COMPUTE, INC.
                            CONDENSED BALANCE SHEETS
                             (Amounts in Thousands)

                                                                                 April 30,            January 31,
ASSETS                                                                            1995                1995
                                                                                  ----                ----

CURRENT ASSETS
 Cash and cash equivalents                                                       $  2,164           $  1,844
 Accounts receivable, less allowance for
   doubtful accounts; April 1995-$344,
   January 1995-$338                                                                1,622              1,625
 Deferred income taxes                                                              1,634                600
 Inventory                                                                             67                 85
 Prepaid expenses                                                                     290                129
                                                                                 --------           --------
   Total current assets                                                             5,777              4,283

PROPERTY AND EQUIPMENT-Net of accumulated
 depreciation of $4,408 and $4,230, respectively                                    1,084              1,175

DEFERRED INCOME TAXES                                                               3,050              3,050

OTHER ASSETS
 Software development costs (net)                                                   4,439              4,329
 Purchased customer contracts (net)                                                   255                310
 Excess cost over net assets acquired (net)                                         4,131              4,237
 Other                                                                                317                327
                                                                                 --------           --------
   Total other assets                                                               9,142              9,203

 TOTAL ASSETS                                                                    $ 19,053           $ 17,711
                                                                                 ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt                                            $  1,250           $  1,250
 Accounts payable                                                                     952              1,271
 Accrued wages and commissions                                                        660                832
 Sales tax payable                                                                    969                772
 Other accrued expenses                                                               141                154
 Deferred revenue                                                                   3,730                465
                                                                                 --------            -------
   Total current liabilities                                                        7,702              4,744

LONG-TERM DEBT                                                                      8,750              8,750

STOCKHOLDERS' EQUITY                                                                2,601              4,217
                                                                                 --------           --------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 19,053           $ 17,711
                                                                                 ========           ========


See Notes to Condensed Financial Statements

                               SCS/COMPUTE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                (Amounts in Thousands Except Per Share Amounts)


                                                                      Three Months Ended
                                                                          April 30,
                                                                          ---------
                                                                                                     Percent
                                                                    1995               1994          Change
                                                                    ----               ----          ------

REVENUES                                                          $  1,102          $  1,206         -8.6%

COST OF REVENUES
 Cost of software revenues                                             137               122         12.3%
 Selling commissions                                                    57                66        -13.6%
 Amortization of software development costs                            220               282        -22.0%
                                                                      ----              ----
   Total cost of revenues                                              414               470        -11.9%

GROSS INCOME                                                           688               736         -6.5%

OPERATING EXPENSES
 Selling, general and administrative exp.                            1,501             1,278         17.4%
 Software update and maintenance exp.                                1,140             1,088          4.8%
 Provision for doubtful accounts                                       106               110         -3.6%
 Amortization and depreciation                                         345               395        -12.7%
                                                                    ------            ------
   Total operating expenses                                          3,092             2,871          7.7%

OPERATING LOSS                                                      (2,404)           (2,135)        12.6%

 Interest income                                                       (13)               (2)       550.0%
 Interest expense                                                      259               440        -41.1%
                                                                    ------            ------
   Net interest expense                                                246               438        -43.8%

LOSS BEFORE INCOME TAXES                                            (2,650)           (2,573)         3.0%

CREDIT FOR INCOME TAXES                                             (1,034)           (1,003)         3.1%
                                                                    ------            ------

NET LOSS                                                            (1,616)           (1,570)         2.9%
                                                                    ======            ======

LOSS PER SHARE
 Net loss                                                          $ (0.65)           $(0.61)         6.6%
                                                                   =======            ======

AVERAGE SHARES OUTSTANDING                                           2,564             2,564          0.0%
                                                                   =======           =======


See Notes to Condensed Financial Statements

                               SCS/COMPUTE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                                               Three Months Ended
                                                                                    April 30,
                                                                          -----------------------------

                                                                         1995                      1994
                                                                         ----                      ----

CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                  $ (1,616)             $ (1,570)
 Items not requiring (providing) cash
   Depreciation                                                                 184                   236
   Amortization                                                                 381                   440
   Deferred income taxes                                                     (1,034)               (1,003)
   Loss on disposal of fixes and intangible
     assets                                                                       0                   (15)
 Changes in:
   Accounts receivable                                                            3                  (305)
   Prepaid expenses                                                            (161)                 (168)
   Inventory                                                                     18                    45
   Accounts payable and accrued expenses                                       (307)                 (143)
   Deferred revenue                                                           3,265                 2,729
   Other                                                                         10                    (4)
                                                                             ------                -------
     Net cash provided by operations                                            743                   242

CASH FLOWS FROM INVESTING ACTIVITIES
 Acquisition of property and equipment                                          (93)                  (16)
 Proceeds from sale of fixed assets                                               0                    15
 Acquisition of software                                                        (30)                    0
 Software development costs                                                    (300)                 (254)
                                                                             -------               -------
     Net cash used in investing activities                                     (423)                 (255)

CASH FLOWS FROM FINANCING ACTIVITIES
 Payment of debt                                                                  0                   (36)
 Additional borrowings                                                            0                   700
 Debt restructuring costs                                                         0                  (162)
                                                                             ------                -------
     Net cash provided by financing activities                                    0                   502

INCREASE IN CASH AND CASH EQUIVALENTS                                           320                   489

CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                                                                    1,844                   855
                                                                            -------               -------

CASH AND CASH EQUIVALENTS, END
 OF PERIOD                                                                  $ 2,164               $ 1,344
                                                                            =======               =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
    As more full discussed in Note 4, On April 30, 1994 the Company converted $3.5 million in outstanding principal balance on its senior secured note to 100,000 shares of preferred stock.


See Notes to Condensed Financial Statements

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1: General

        In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the three months ended April 30, 1995 and 1994, and the financial position at April 30, 1995 and January 31, 1995. Unless otherwise noted, all interim adjustments included in the above referenced financial statements are of a normal recurring nature.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal years ended January 31, 1995, 1994, and 1993 included in the registrant's Form 10-K.

NOTE 2:  Line of credit

The Company has an unsecured demand $1.0 million line of credit that bears an interest rate of 9.0% per annum and matures on June 1, 1995. The line of credit may be canceled by either party at any time. As of May 31, 1995, no draws had been made on the line of credit. It has been the practice of the Company to renew its line of credit annually.

NOTE 3:  Long-term debt

Long-term debt consists of:

                                                  APR 30, 1995    JAN 31, 1995
          10.0% senior note                       $10,000,000      $10,000,000
          Less current maturities                   1,250,000        1,250,000
                                                  -----------      -----------
                                                  $ 8,750,000      $ 8,750,000
                                                  ===========      ===========

On April 30, 1995, the Company had $10,000,000 outstanding under a senior note agreement that carries an interest rate of 10.0% per annum. The senior note is secured by all of the assets of the Company. The terms of the note require monthly interest payments, permit prepayments at a premium, and provide for covenants and restrictions on operating performance, investments, acquisitions, mergers, leases and dividends. The note is scheduled to be repaid according to the following schedule:

            July 10, 1995              $ 1,250,000
            July 10, 1996              $ 1,250,000
            July 10, 1997              $ 1,250,000
            July 10, 1998              $ 1,250,000
            July  1, 1999              $ 5,000,000

NOTE 4:  Preferred stock

On April 30, 1994, the Company converted $3.5 million in outstanding principal on its senior note into 100,000 shares of preferred stock with a par value of $.10 per share and a cumulative 7% dividend. On April 30, 1995, cumulative dividends in arrears were approximately $235,000. Pursuant to the terms of the agreement, the Company made the first cumulative dividend payment on May 10, 1995. Subsequent to that date, dividends are due quarterly. The dividends may be paid in cash, additional shares of preferred stock, or a combination of cash and preferred stock.

Upon any liquidation of the Company, the preferred stock carries preference over common stock at a rate of $35 per share. The lender has the right at any time to convert the preferred stock to 33% of the then outstanding shares of common stock of the Company. The Company has the right to redeem the preferred stock until July 1, 1999 at a premium of 18% per annum over its liquidation value, and if converted to common stock, at a premium of 25% per annum after the date of conversion.

NOTE 5:  Stockholders' equity

Stockholders' equity consists of:

                                                    APR 30, 1995    JAN 31, 1995
          Preferred stock                            $   10,000      $   10,000
          Common stock                                  308,000         308,000
          Additional paid-in
            capital                                   9,845,000       9,845,000
          Accumulated deficit                        (5,123,000)     (3,507,000)
                                                    -----------     -----------
                                                      5,040,000       6,656,000
          Treasury stock                             (2,439,000)     (2,439,000)
                                                    -----------     -----------
                                                     $2,601,000      $4,217,000
                                                    ===========     ===========


NOTE 6:  Income taxes

For the quarter ended April 30, 1995, a credit for income taxes has been recorded at statutory rates. Pursuant to the guidance of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," on April 30, 1995 the Company has recorded a net deferred tax asset of $4.7 million, including $1.0 million that represents the credit for income taxes recognized for the quarter ended April 30, 1995. The Company's ability to realize the net deferred tax asset depends upon the Company's ability to meet management's projected operating results. At this time, management believes that the Company is more likely than not to meet or exceed these projections. If at any time management believes that the projections are unattainable, the valuation reserve for the Company's net deferred tax asset will be adjusted accordingly.

NOTE 7:  Earnings per share

Earning per share are computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the period, except when antidilutive. For the three month period ended April 30, 1995, the net loss has been increased by approximately $61,000, representing dividends in arrears on the Company's preferred stock for the first quarter.

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SCS/Compute, Inc. ("SCS" or "the Company") provides integrated software solutions and associated services designed to improve the productivity of its customers, approximately 10,000 firms of accounting and tax professionals. The Company's tax products, Tax Machine(R) and LMS/Tax, offer systems that integrate tax preparation, tax planning, depreciation and client management into one software product. Both products support a wide range of customers with capabilities to handle extremely complex individual and business tax returns, and can be used in either single or multi-user configurations. The Company also offers a line of accounting products. Datawrite(R) is a client accounting general ledger and financial statement reporting software product designed to produce financial statements and specialized management reports for an unlimited number of diversified client businesses. The Datawrite product family includes add-on modules for payroll processing, fixed asset management, business ratio analysis, remote data entry, and file importation with full integration to the SCS tax products.

INTERIM RESULTS VS. THE SCS BUSINESS CYCLE

During interim quarters, SCS's results as reported on its statements of operations and balance sheets do not accurately portray its business cycle. Although tax software orders and payments are received throughout the year, generally accepted accounting principles require that the related revenues be deferred until the software is shipped. Since the Company began offering its tax software products, shipments of these products have consistently occurred during the Company's fourth quarter ending January 31. Accordingly, the Company has historically recorded more than 80% of its annual software revenues in its fourth quarter. Most of SCS's expenses, however, are incurred ratably throughout the year and must be recorded as period costs. As a result of this timing of revenue and expense recognition, SCS has historically recognized net losses in interim quarters and net income in its fourth quarter.

Therefore, reported results from operations during interim quarters are not necessarily indicative of operations for an entire year. Based upon the Company's current tax software revenue and expense recognition policies, management expects this accounting cycle to continue into the future.

As a result of the Company's revenue and expense recognition policies, it is beneficial in interim quarters to analyze results from operations on a trailing twelve month basis. The table below presents trailing twelve month information for the twelve months ended April 30, 1995 and 1994 (Unaudited in 000):

                                             APR 30, 1995            APR 30, 1994             CHANGE

      Revenues                                   $ 18,105                $ 17,326            $   779
      Gross income                                 14,032                  13,212                820
      Pretax income                                   266                  (3,412)             3,678



OPERATING RESULTS

First quarter recognized revenues declined slightly from prior year levels to $1.1 million, but total software orders received, including deferred tax software orders, increased by 11.0% to $4.4 million from $3.9 million last year. Deferred revenues as of April 30, 1995, which consist primarily of orders and prepayments from tax software customers that will be recognized as revenues when the products are shipped in the fourth quarter, were $3.7 million compared with $3.4 million a year earlier. Management expects interim deferred revenues in fiscal 1995 to exceed prior year levels due to the Company's consistency in developing high quality tax software and support, continuing annual renewal rates in excess of 90% and an expanding tax revenue base which grew 7.0% last year.

Cost of revenues for the quarter declined by 11.9% to $414,000 with the reduction primarily attributable to lower amortization of software development costs. Approximately $3.0 million of software costs capitalized by the Company in a 1988 acquisition became fully amortized during the prior year.

Total operating expenses for the quarter increased 7.7% to $3.1 million from $2.9 million last year. Increased professional fees, sales and marketing expenses, and product line enhancement and maintenance costs were only partially offset by a decline in amortization and depreciation expense.

During the first quarter, the Company capitalized $300,000 in accordance with SFAS No. 86 "Accounting for Costs of Computer Software to be Sold or Otherwise Marketed," compared to $254,000 in the first quarter of the prior year. Increased capitalization in the current quarter reflects the Company's commitment to expanding its core DOS-based products and to developing new Windows(TM) based tax and accounting software for the professional accounting firm market.

Lower debt levels and interest rates in the current quarter contributed to a decline in net interest expense of $192,000, or 43.8%. The Company restructured its senior note agreement effective April 30, 1994 (See Notes 3 and 4).

As more fully discussed in Note 6, a credit for income taxes was recorded at statutory rates for the quarters ended April 30, 1995 and 1994. The net loss was virtually unchanged from prior year levels at $1.6 million.

LIQUIDITY AND CAPITAL RESOURCES

On April 30, 1995, cash and cash equivalents were $2.2 million compared to $1.3 million a year earlier. The Company's working capital position improved to negative $1.9 million from negative $2.9 million a year earlier. Current assets on April 30, 1995, specifically deferred income taxes, included the $1.0 million credit for income taxes resulting from this year's first quarter loss. Current liabilities on April 30, 1995 included $3.7 million in deferred revenues, the majority of which will be recognized as revenues in this year's fourth quarter when tax software is shipped. Management expects that the Company's working capital position will remain negative during interim quarters due to the continued growth of current liabilities resulting from the receipt of orders and prepayments for tax products that have historically been recorded as deferred revenues until the products are shipped in SCS's fourth quarter.

During the quarter, the Company generated $743,000 in cash from operations compared to $242,000 in the prior year. Lower depreciation, amortization, and accounts payable were more than offset by higher software orders (deferred revenues) and improved accounts receivable management. Cash used in investing activities increased to $423,000 from $255,000 in the prior year reflecting an increase in the acquisition of property and equipment and capitalization of software development costs as discussed above. In the prior year, the Company made $700,000 in draws on its line of credit during the first quarter and incurred $162,000 in direct costs related to the issuance of preferred stock in conjunction with the restructuring of its senior note agreement. There were no financing activities during the first quarter of the current year.

Historically, the Company has financed its working capital and capital expenditure requirements from operating cash flow, trade credit and borrowings from lending institutions. As more fully discussed in Note 2, the Company has an unsecured demand $1.0 million line of credit.

OUTLOOK

First quarter results were in line with management's expectations. Management believes that its financial resources, existing infrastructure, customer base and product line can produce revenue growth in fiscal 1995 at the 5.6% rate achieved in fiscal 1994. Management further believes that fiscal 1995 investments made in the sales and marketing department and in product line expansion can create the opportunity to exceed this revenue growth rate. The anticipated increase in operating expenses in fiscal 1995 will be partially offset by reductions in amortization, depreciation and net interest expense of approximately $700,000 in the prior year. Given these factors, the Company expects earnings per share in fiscal 1995 to be higher than the $0.14 per share reported in fiscal 1994.




                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


(a)      Exhibit 27 - Financial Data Schedule                p. 13

(b) No reports on Form 8-K were filed by the Company during the quarter ended April 30, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          SCS/Compute, Inc.
                                                    ---------------------------
                                                            (Registrant)


        June 5, 1995                                   /s/  Robert W. Nolan, Sr.
   -----------------------                          ---------------------------
           (Date)                                        Robert W. Nolan, Sr.
                                                               Chairman



         June 5, 1995                                 /s/  Charles G. Wilson
   -----------------------                          ---------------------------
           (Date)                                         Charles G. Wilson
                                                      Executive Vice President,
                                                     Finance and Administration