Form 10-Q
period 1995-07-31
SCS COMPUTE INC
filed 1995-09-13
CIK 727127

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended     July 31, 1995

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

                         Commission file number 0-14932

                              SCS/Compute, Inc.
           (Exact Name of Registrant as Specified in Its Charter)

         Delaware                                          431228297
(State or Other Jurisdiction                        (IRS Employer Identification
 of Incorporation or Organization)                                          No.)


12444 Powerscourt Drive, Suite 400, St. Louis, MO                63131
(Address of Principal Executive Offices)                       (Zip Code)

Registrant's Telephone Number, Including Area Code: (314) 966-1040


  Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                   Report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days  Yes   X             No         .

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Par value $0.10 per share, on September 8, 1995: 2,563,977

                               SCS/COMPUTE, INC.
                            CONDENSED BALANCE SHEETS
                             (Amounts in Thousands)

                                                                   July 31,           January 31,
ASSETS                                                               1995                 1995
                                                                     ----                 ----
CURRENT ASSETS
 Cash and cash equivalents                                         $  2,256            $  1,844
 Accounts receivable, less allowance for
   doubtful accounts; July 1995-$377,
   January 1995-$338                                                  1,943               1,625
 Deferred income taxes                                                2,861                 600
 Inventory                                                               56                  85
 Prepaid expenses                                                       772                 129
                                                                   --------            --------
   Total current assets                                               7,888               4,283

PROPERTY AND EQUIPMENT-Net of accumulated
 depreciation of $4,599 and $4,230, respectively                        990               1,175

DEFERRED INCOME TAXES                                                 3,050               3,050

OTHER ASSETS
 Software development costs (net)                                     4,921               4,329
 Purchased customer contracts (net)                                     199                 310
 Excess cost over net assets acquired (net)                           4,025               4,237
 Other                                                                  307                 327
                                                                   --------            --------
   Total other assets                                                 9,452               9,203

 TOTAL ASSETS                                                      $ 21,380            $ 17,711
                                                                   ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt                              $  1,250            $  1,250
 Accounts payable                                                       674               1,271
 Accrued wages and commissions                                          288                 832
 Sales tax payable                                                      564                 772
 Other accrued expenses                                                 169                 154
 Deferred revenue                                                    10,494                 465
                                                                   --------            --------
   Total current liabilities                                         13,439               4,744

LONG-TERM DEBT                                                        7,500               8,750

STOCKHOLDERS' EQUITY                                                    441               4,217
                                                                   --------            --------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 21,380            $ 17,711
                                                                   ========            ========


See Notes to Condensed Financial Statements

         See Statement of Operations in Lotus spreadsheet, named IS.

                               SCS/COMPUTE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                (Amounts in Thousands Except Per Share Amounts)



                                               Three Months Ended             Six Months Ended
                                                    July 31,                        July 31,
                                           ----------------------  Percent  -------------------    Percent
                                              1995        1994     Change      1995       1994     Change
                                           ---------   ---------  --------  ---------    -------   --------
REVENUES...............................    $   496     $   328      51.2%   $ 1,598      1,534       4.2%

COST OF REVENUES
 Cost of software revenues.............        134         106      26.4%       271        228      18.9%
 Selling commissions...................         24          31     -22.6%        81         97     -16.5%
 Amortization of software development
   costs ..............................        218         284     -23.2%       438        566     -22.6%
                                             -----       -----                -----      -----
  Total cost of revenues...............        376         421     -10.7%       790        891     -11.3%

GROSS INCOME...........................        120         (93)    229.0%       808        643      25.7%

OPERATING EXPENSES
 Selling, general and administrative
   expenses ...........................      1,800       1,506      19.5%     3,301      2,784      18.6%
 Software update and maintenance
   expenses ...........................        825         851      -3.1%     1,965      1,939       1.3%
 Provision for doubtful accounts.......         86         140     -38.6%       192        250     -23.2%
 Amortization and depreciation.........        352         377      -6.6%       697        772      -9.7%
                                            ------      ------               ------     ------
  Total operating expenses.............      3,063       2,874       6.6%     6,155      5,745       7.1%

OPERATING LOSS                              (2,943)     (2,967)     -0.8%    (5,347)    (5,102)      4.8%

 Interest income.......................        (50)        (17)    194.1%       (63)       (19)    231.6%
 Interest expense......................        253         265      -4.5%       512        705     -27.4%
                                            ------      ------               ------     ------
  Net interest expense.................        203         248     -18.1%       449        686     -34.5%

LOSS BEFORE INCOME TAXES...............     (3,146)     (3,215)     -2.1%    (5,796)    (5,788)      0.1%

CREDIT FOR INCOME TAXES................     (1,227)     (1,254)     -2.2%    (2,261)    (2,257)      0.2%
                                            ------      ------               ------     ------
NET LOSS...............................     (1,919)     (1,961)     -2.1%    (3,535)    (3,531)      0.1%
                                            ======      ======               ======     ======
LOSS PER SHARE
 Net loss..............................    $ (0.77)    $ (0.79)     -2.5%   $ (1.43)     (1.40)      2.1%
                                             =====       =====                =====      =====
AVERAGE SHARES OUTSTANDING.............      2,564       2,564       0.0%     2,564      2,564       0.0%
                                             =====       =====                =====      =====

                               SCS/COMPUTE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)

                                                                                    Six Months Ended
                                                                                        July 31,
                                                                                 -----------------------

                                                                              1995                     1994
                                                                              ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                      $ (3,535)             $ (3,531)
 Items not requiring (providing) cash
   Depreciation                                                                     375                   454
   Amortization                                                                     762                   884
   Deferred income taxes                                                         (2,261)               (2,257)
   Loss on disposal of fixed and intangible
     assets                                                                           0                   (16)
 Changes in:
   Accounts receivable                                                             (318)                  413
   Prepaid expenses                                                                (643)                 (660)
   Inventory                                                                         29                    66
   Accounts payable and accrued expenses                                         (1,334)               (1,770)
   Deferred revenue                                                              10,029                 8,991
   Other                                                                             20                   (12)
                                                                                 ------               -------
     Net cash provided by operations                                              3,124                 2,562

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment                                            (190)                  (61)
  Proceeds from sale of fixed assets                                                  0                    16
  Acquisition of software                                                            (5)                    0
  Software development costs                                                     (1,026)                 (580)
                                                                                -------                 -----
     Net cash used in investing activities                                       (1,221)                 (625)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of debt                                                                (1,250)                 (999)
  Payment of cash dividends                                                        (241)                    0
  Additional borrowings                                                               0                   700
  Debt restructuring costs                                                            0                  (162)
                                                                                 ------               -------
     Net cash used in financing activities                                       (1,491)                 (461)

INCREASE IN CASH AND CASH EQUIVALENTS                                               412                 1,476

CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD                                                                        1,844                   855
                                                                                -------               -------

CASH AND CASH EQUIVALENTS, END
 OF PERIOD                                                                      $ 2,256               $ 2,331
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

See Notes to Condensed Financial Statements

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1:        General

    In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary to present fairly the results of operations and cash flows for the three and six months ended July 31, 1995 and 1994, and the financial position at July 31, 1995 and January 31, 1995. Unless otherwise noted, all interim adjustments included in the above referenced financial statements are of a normal recurring nature.

    These condensed financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal years ended January 31, 1995, 1994, and 1993 included in the registrant's Form 10-K.

NOTE 2:        Line of credit

    The Company has an unsecured demand $1.0 million line of credit that bears an interest rate of 9.0% per annum and matures on June 1, 1996. The line of credit may be canceled by either party at any time. As of September 8, 1995, no draws had been made on the line of credit.

NOTE 3:        Long-term debt

Long-term debt consists of:

                                               JULY 31, 1995              JAN 31, 1995
     10.0% senior note                         $ 8,750,000                  $10,000,000
     Less current maturities                    (1,250,000)                  (1,250,000)
                                               -----------                  -----------
                                               $ 7,500,000                  $ 8,750,000
                                               ===========                  ===========

On July 31, 1995, the Company had $8,750,000 outstanding under a senior note agreement that carries an interest rate of 10.0% per annum. The senior note is secured by all of the assets of the Company. The terms of the note require monthly interest payments, permit prepayments at a premium, and provide for covenants and restrictions on operating performance, investments, acquisitions, mergers, leases and dividends. The first note payment was made July 10, 1995. The remaining note balance is scheduled to be repaid according to the following schedule:


                   July 10, 1996                              $ 1,250,000
                   July 10, 1997                              $ 1,250,000
                   July 10, 1998                              $ 1,250,000
                   July  1, 1999                              $ 5,000,000

NOTE 4:        Preferred stock

    On April 30, 1994, the Company converted $3.5 million in outstanding principal on its senior note into 100,000 shares of preferred stock with a par value of $.10 per share and a cumulative 7% dividend. On July 31, 1995, cumulative dividends in arrears were approximately $54,000. Pursuant to the terms of the agreement, the Company made the first cumulative dividend payment on May 10, 1995. Subsequent to that date, dividends are due quarterly. The dividends may be paid in cash, additional shares of preferred stock, or a combination of cash and preferred stock.

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

NOTE 5:        Stockholders' equity

    Stockholders' equity consists of:

                                                       JULY 31, 1995             JAN 31, 1995
         Preferred stock                                $   10,000                $   10,000
         Common stock                                      308,000                   308,000
         Additional paid-in
            capital                                      9,845,000                 9,845,000
         Accumulated deficit                            (7,283,000)               (3,507,000)
                                                        ----------               -----------
                                                         2,880,000                 6,656,000
         Treasury stock                                 (2,439,000)               (2,439,000)
                                                        ----------               -----------
                                                        $  441,000                $4,217,000
                                                        ==========               ===========


NOTE 6:        Income taxes

    For the quarter and six months ended July 31, 1995, a credit for income taxes has been recorded at statutory rates. Pursuant to the guidance of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," on July 31, 1995 the Company has recorded a net deferred tax asset of $5.9 million, including $2.3 million that represents the credit for income taxes recognized for the six months ended July 31, 1995. The Company's ability to realize the net deferred tax asset depends upon the Company's ability to meet management's projected operating results. At this time, management believes that the Company is more likely than not to meet or exceed these projections. If at any time management believes that the projections are unattainable, the valuation reserve for the Company's net deferred tax asset will be adjusted accordingly.

NOTE 7:  Earnings per share

    Earnings per share are computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the period, except when antidilutive. For the three and six month periods ended July 31, 1995, the net loss has been increased by approximately $61,000 and $122,000 respectively, representing dividends earned on the Company's preferred stock. For the three and six months ended July 31, 1994 the net loss was increased by approximately $51,000 in each period, representing cumulative dividends earned on the Company's preferred stock.

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

As a result of the Company's revenue and expense recognition policies, it is beneficial in interim quarters to analyze results from operations on a trailing twelve month basis. The table below presents trailing twelve month information for the twelve months ended July 31, 1995 and 1994 (Unaudited in 000):

                                                 JULY 31, 1995           JULY 31, 1994            CHANGE
           Revenues                                $ 18,273                 $ 17,072             $  1,201
           Gross income                              14,245                   13,056                1,189
           Operating income (loss)                    1,263                     (863)               2,126
           Pretax income (loss)                         335                   (2,366)               2,701



OPERATING RESULTS

For the quarter and six months ended July 31, 1995, recognized revenues increased 51.2% to $496,000, and 4.2% to $1.6 million respectively, from prior year levels. Total software orders received in the six month period, including deferred tax software orders, increased by 10.5% to $11.6 million from $10.5 million last year. Deferred revenues as of July 31, 1995, which consist primarily of orders and prepayments from tax software customers that will be recognized as revenues when the products are shipped in the fourth quarter, were $10.1 million compared with $9.3 million a year earlier. Management expects interim deferred revenues and full year recognized revenues in fiscal 1995 to exceed prior year levels due to the Company's consistency in developing and delivering high quality tax software and support, continuing annual renewal rates in excess of 90%, an expanding tax revenue base which grew 7.0% last year and anticipated increases in accounting product sales.

Cost of revenues for the quarter and six month periods declined by 10.7% to $376,000, and 11.3% to $790,000 respectively, with the reduction attributable to lower amortization of software development costs. Approximately $3.0 million of software costs capitalized by the Company in a 1988 acquisition became fully amortized during the prior year.

Total operating expenses for the quarter and six month periods increased 6.6% to $3.1 million, and 7.1% to $6.2 million respectively. Increased professional fees and sales and marketing expenses were only partially offset by a decline in bad debt, amortization and depreciation expenses.

During the six month period, the Company capitalized $1,026,000 in accordance with SFAS No. 86 "Accounting for Costs of Computer Software to be Sold or Otherwise Marketed," compared to $580,000 in the comparable period of the prior year. Increased capitalization in the current period reflects the Company's commitment to expanding its core DOS-based products and to developing new Windows(TM) based tax and accounting software for the professional accounting firm market.

Lower debt levels and interest rates, and increased cash balances invested in both the current quarter and six month period contributed to an 18.1% and 34.5% decline in net interest expense comparisons. The Company restructured its senior note agreement effective April 30, 1994 (See Notes 3 and 4).

As more fully discussed in Note 6, a credit for income taxes was recorded at statutory rates for the quarters and six month periods ended July 31, 1995 and 1994. The net loss was virtually unchanged from prior year levels at $1.9 million for the quarter and $3.5 million for the six month period.

LIQUIDITY AND CAPITAL RESOURCES

On July 31, 1995, cash and cash equivalents were $2.3 million, virtually unchanged from last year. In line with prior year interim quarters, the Company had a negative working capital position at July 31, 1995. Current assets included the $2.3 million credit for income taxes resulting from this year's seasonal six month loss while current liabilities included $10.5 million in deferred revenues, the majority of which will be recognized as revenues in this year's fourth quarter when tax software is shipped. Management expects that the Company's working capital position will remain negative during interim quarters due to the continued growth of current liabilities resulting from the receipt of orders and prepayments for tax products that have historically been recorded as deferred revenues until the products are shipped in SCS's fourth quarter.

During the six month period, the Company generated $3.1 million in cash from operations compared to $2.6 million in the prior year. Increased software orders (deferred revenues) and reduced payments for accounts payable more than offset lower depreciation and amortization and higher accounts receivable
balances.   Cash used in investing activities increased to $1.2 million from
$625,000 in the prior year reflecting an increase in the acquisition of property and equipment and capitalization of software development costs as discussed above. Cash used in financing activities in this year's second quarter included a scheduled $1,250,000 payment on long-term debt and $241,000 in dividends paid to the Company's preferred stockholder. In the prior year period, the Company made $700,000 in draws and $1.0 million in payments on its line of credit, and incurred $162,000 in direct costs related to the issuance of preferred stock in conjunction with the restructuring of its senior note agreement.

Historically, the Company has financed its working capital and capital expenditure requirements from operating cash flow, trade credit and borrowings from lending institutions. As more fully discussed in Note 2, the Company has an unsecured demand $1.0 million line of credit.

OUTLOOK

Results for the first six months were ahead of management's expectations. Management believes that its existing resources and infrastructure, customer base and product line can produce revenue growth in fiscal 1995 at the 5.6% rate achieved in fiscal 1994. Management further believes that fiscal 1995 investments made in sales and marketing and in product line expansion can create the opportunity to exceed this revenue growth rate. Increases in operating expenses in fiscal 1995 will be partially offset by fiscal 1995 reductions in amortization, depreciation and net interest expense of approximately $700,000. Given these factors, the Company expects earnings per share in fiscal 1995 to be higher than the $0.14 per share reported in fiscal 1994.

Item 4.   Submission of Matters to a Vote of Security Holders

On June 7, 1995 the Company held its Annual Meeting of Shareholders at which the only items voted on was the election of one Director to the Company's four member Board of Directors and the ratification of the Board's appointment of Price Waterhouse LLP as the independent auditors of the Company for its fiscal year ending January 31, 1996.

Dr. Irwin M. Jarett was nominated by the Board (and was the only nominee) and was elected as Director. The results of the shareholder voting with respect to the election of this Director was as follows: 2,115,986 votes for the election of Nominee and 19,542 votes withheld.

The shareholder of the Company ratified the Board's appointment of Price Waterhouse LLP as the Company's independent auditors. Set forth are the result of the shareholder voting with respect to the ratification:

                                                               Broker
    Votes for                 Votes Against    Abstentions    Nonvotes
    ---------                 -------------    -----------    --------
    2,126,718                   4,550            4,260             0

                         PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K


(a)          Exhibit 27 - Financial Data Schedule                         p. 14

(b) No reports on Form 8-K were filed by the Company during the quarter ended July 31, 1995.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                               SCS/Compute, Inc.
                                                               -----------------
                                                                 (Registrant)


        September 8, 1995
      ---------------------                                 --------------------
           (Date)                                           Robert W. Nolan, Sr.
                                                                  Chairman



        September 8, 1995
      ---------------------                           --------------------------
           (Date)                                           Charles G. Wilson
                                                       Executive Vice President,
                                                      Finance and Administration