Form 10-Q
period 1995-10-31
SCS COMPUTE INC
filed 1995-12-15
CIK 727127

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                                                    -----------   ------------

                         Commission file number 0-14932

                               SCS/Compute, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                          431228297
-------------------------------               ---------------------------------
(State or Other Jurisdiction                  (IRS Employer Identification No.)
 of Incorporation or Organization)


2252 Welsch Industrial Ct. Bldg. A, St. Louis, MO                  63146
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)


Registrant's Telephone Number, Including Area Code: (314) 997-7766


--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days  Yes   X       No       .
                                              ------       ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: Par value $0.10 per share, on December 11, 1995: 2,571,977

                               SCS/COMPUTE, INC.
                           CONDENSED  BALANCE  SHEETS
                                  (Unaudited)
                             (Amounts in Thousands)

                                                      October 31  January 31,
                                                         1995        1995
                                                         ----        ----
ASSETS

CURRENT ASSETS
 Cash and cash equivalents...........................  $  1,057    $  1,844
 Accounts receivable, less allowance for doubtful
  accounts; October 1995-$444, January 1995-$338.....     2,866       1,625
 Deferred income taxes...............................     3,835         600
 Inventory ..........................................        90          85
 Prepaid expenses....................................       907         129
                                                       --------    --------
  Total current assets...............................     8,755       4,283

PROPERTY AND EQUIPMENT-Net of accumulated
 depreciation of $4,706 and $4,230 respectively......       924       1,175

DEFERRED INCOME TAXES................................     3,050       3,050

OTHER ASSETS
 Software development costs (net)....................     5,500       4,329
 Purchased customer contracts (net)..................       717         310
 Excess cost over net assets acquired (net)..........     3,920       4,237
 Other...............................................       413         327
                                                       --------    --------
  Total other assets.................................    10,550       9,203

  TOTAL ASSETS.......................................  $ 23,279    $ 17,711
                                                       ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current maturities of long-term debt................  $  1,430    $  1,250
 Accounts payable....................................     1,038       1,271
 Accrued wages and commissions.......................       342         832
 Sales taxes payable.................................       723         772
 Other accrued expenses..............................       214         154
 Deferred revenue....................................    12,967         465
                                                       --------    --------
  Total current liabilities..........................    16,714       4,744

LONG-TERM DEBT.......................................     7,680       8,750

STOCKHOLDERS' EQUITY.................................    (1,115)      4,217
                                                       --------    --------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........  $ 23,279    $ 17,711
                                                       ========    ========



See Notes to Condensed Financial Statements

                              SCS/COMPUTE, INC.
                     CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)
               (Amounts in Thousands Except Per Share Amounts)


                                                          Three Months Ended             Nine Months Ended
                                                             October 31,                    October 31,
                                                          ------------------             -----------------
                                                                               Percent                        Percent
                                                           1995       1994     Change     1995       1994     Change
                                                           ----       ----     -------    ----       ----     -------
REVENUES................................................ $ 1,444   $  1,382     4.5%   $  3,042   $  2,916     4.3%

COST OF REVENUES
   Cost of software revenues............................     214        166    28.9%        485        394    23.1%
   Selling commissions..................................     134        112    19.6%        215        209     2.9%
   Amortization of software development costs...........     216        283   -23.7%        654        849   -23.0%
                                                         -------   --------            --------   --------
      Total cost of revenues............................     564        561     0.5%      1,354      1,452    -6.7%

GROSS INCOME............................................     880        821    -7.2%      1,688      1,464    15.3%

OPERATING EXPENSES
   Selling, general and administrative expenses.........   1,503      1,483     1.3%      4,804      4,267    12.6%
   Software update and maintenance expenses.............   1,268      1,143    10.9%      3,233      3,082     4.9%
   Provision for doubtful accounts......................      84        150   -44.0%        276        400   -31.0%
   Amortization and depreciation........................     316        375   -15.7%      1,013      1,147   -11.7%
                                                         -------   --------            --------   --------
      Total operating expenses..........................   3,171      3,151     0.6%      9,326      8,896     4.8%

OPERATING LOSS                                            (2,291)    (2,330)   -1.7%     (7,638)    (7,432)    2.8%

   Interest income......................................     (21)       (21)    0.0%        (84)       (40)  110.0%
   Interest expense.....................................     228        266   -14.3%        740        971   -23.8%
                                                         -------   --------            --------   --------
      Net interest expense..............................     207        245   -15.5%        656        931   -29.5%

LOSS BEFORE INCOME TAXES................................  (2,498)    (2,575)   -3.0%     (8,294)    (8,363)   -0.8%

CREDIT FOR INCOME TAXES.................................    (974)    (1,004)   -3.0%     (3,235)    (3,261)   -0.8%
                                                         =======   ========            ========   ========

NET LOSS................................................  (1,524)    (1,571)   -3.0%     (5,059)    (5,102)   -0.8%
                                                         =======   ========            ========   ========

LOSS PER SHARE
   Net loss............................................. $ (0.62)  $  (0.64)   -3.2%   $  (2.04)  $  (2.03)    0.5%
                                                         =======   ========            ========   ========

WEIGHTED AVERAGE SHARES OUTSTANDING.....................   2,564      2,564     0.0%      2,564      2,564     0.0%
                                                         =======   ========            ========   ========

                                SCS/COMPUTE, INC
                      CONDENSED STATEMENTS  OF CASH FLOWS
                                  (Unaudited)
                             (Amounts in Thousands)

                                                       Nine Months Ended
                                                          October 31,
                                                       ------------------
                                                        1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss............................................  $ (5,059)  $ (5,102)
Items not requiring (providing) cash:
  Depreciation .....................................       536        670
  Amortization......................................     1,132      1,326
  Deferred income tax...............................    (3,235)    (3,261)
  Loss on disposal of fixed and intangible assets...         0        (16)
Changes in:
  Accounts receivable...............................    (1,241)      (242)
  Prepaid expenses..................................      (778)      (938)
  Inventory.........................................        (5)        49
  Accounts payable and accrued expenses.............      (712)    (1,484)
  Deferred revenue..................................    12,502     11,554
  Other.............................................       (86)        11
                                                      --------   --------
   Net cash provided from operating activities......     3,054      2,567

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment...............      (283)       (73)
Proceeds on sale of fixed assets....................         0         19
Customer list purchased.............................      (567)         0
Acquisition of software.............................      (163)         0
Software development costs..........................    (1,663)      (809)
                                                      --------   --------
   Net cash used in investing activities............    (2,676)      (863)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of debt.....................................    (1,250)      (999)
Payment of cash dividends...........................      (304)         0
Additional borrowings...............................       360        700
Issuance of common stock............................        29          0
Debt restructuring costs............................         0       (162)
                                                      --------   --------
   Net cash used in financing activities............    (1,165)      (461)
                                                      --------   --------

INCREASE IN CASH AND CASH EQUIVALENTS...............      (787)     1,243

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD............................................     1,844        855
                                                      --------   --------

CASH AND CASH EQUIVALENTS, END OF PERIOD............  $  1,057   $  2,098
                                                      ========   ========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
      As more fully discussed in Note 4, on April 30, 1994 the Company converted $3.5 million in outstanding principal balance on its senior secured note to 100,000 shares of preferred stock.

See Notes to Condensed Financial Statements

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1:   General

     In the opinion of management, the accompanying unaudited condensed financial statements of SCS/Compute, Inc. contain all adjustments necessary to present fairly the results of operations and cash flows for the three and nine months ended October 31, 1995 and 1994, and the financial position at October 31, 1995 and January 31, 1995. Unless otherwise noted, all interim adjustments included in the above referenced financial statements are of a normal recurring nature.

     These condensed financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal years ended January 31, 1995, 1994, and 1993 included in the Company's Form 10-K.

NOTE 2:   Line of credit

     The Company has an unsecured demand $1.0 million line of credit with a related party that bears an interest rate of 9.0% per annum and matures on June 1, 1996. The line of credit may be canceled by either party at any time and there is no assurance that funds will be available if or when needed. As of December 11, 1995, no draws had been made on the line of credit.

NOTE 3:   Long-term debt

Long-term debt consists of:

                                      OCTOBER 31, 1995      JAN 31, 1995
                                         (unaudited)

               10.0% senior note        $ 8,750,000         $10,000,000
               Less current portion      (1,250,000)         (1,250,000)
               Other (see Note 4)           180,000                   0
                                        -----------         -----------
                                        $ 7,680,000         $ 8,750,000
                                        ===========         ===========

     On October 31, 1995, the Company had $8,750,000 outstanding under a senior note agreement that carries an interest rate of 10.0% per annum. The senior note is secured by all Company assets. The terms of the note require monthly interest payments, permit prepayments at a premium, and provide for covenants and restrictions on operating performance, investments, acquisitions, mergers, leases and dividends. The first scheduled note payment was made July 10, 1995. The remaining note balance is scheduled to be repaid according to the following schedule:

                    July 10, 1996            $ 1,250,000
                    July 10, 1997            $ 1,250,000
                    July 10, 1998            $ 1,250,000
                    July  1, 1999            $ 5,000,000

NOTE 4:   Preferred stock

On April 30, 1994, the Company converted $3.5 million in outstanding principal on its senior note into 100,000 shares of preferred stock with a par value of $.10 per share and a cumulative 7% dividend. The dividends may be paid in cash, additional shares of preferred stock, or a combination of cash and preferred stock. On October 31, 1995, cumulative dividends in arrears were approximately $54,000. Pursuant to the terms of the agreement, the Company made the first cumulative dividend payment on May 10, 1995. Subsequent to that date, dividends have been paid quarterly.

     Upon any liquidation of the Company, the preferred stock carries preference over common stock at a rate of $35 per share. The lender has the right at any time to convert the preferred stock to 33% of the then outstanding shares of common stock of the Company. The Company has the right to redeem the preferred stock until July 1, 1999 at a premium of 18% per annum over its liquidation value, and the common stock into which the preferred stock may be converted, at a premium of 25% per annum after the date of conversion.


NOTE 5:   Acquisitions

     On September 27, 1995, the Company acquired a customer list and assumed certain liabilities of RAM Software, Inc. an Oregon corporation that provided tax software applications to professional tax preparers. The acquisition was accounted for as a purchase. The purchase price included obligations of approximately $200,000, including assumed liabilities of approximately $50,000 at closing. Two additional payments of $180,000 plus interest at a rate of 8.4% per annum are due September 27, 1996 and September 27, 1997.

     On October 27, 1995, SCS purchased certain assets of SaLT Solutions, Inc., a Washington corporation that provided Windows-based sales tax software applications to businesses who face compliance demands imposed by state and local taxing jurisdictions. The acquisition was accounted for as a purchase. The purchase price included payments at closing of $40,000, a payment of $90,000 due May 15, 1996 and the issuance of 8,000 shares of SCS/Compute, Inc. common stock.

NOTE 6:   Stockholders' equity

Stockholders' equity consists of:

                                   October 31, 1995    Jan 31, 1995
                                      (unaudited)
               Preferred stock       $     10,000       $    10,000
               Common stock               309,000           308,000
               Additional paid-in
                    capital             9,874,000         9,845,000
               Accumulated deficit     (8,869,000)       (3,507,000)
                                     ------------       -----------
                                        1,324,000         6,656,000
               Treasury stock          (2,439,000)       (2,439,000)
                                     ------------       -----------
                                     $ (1,115,000)      $ 4,217,000
                                     ============       ===========

NOTE 7:   Income taxes

     For the quarter and nine months ended October 31, 1995, a benefit for income taxes has been recorded at statutory rates. Pursuant to the guidance of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," on October 31, 1995 the Company has recorded a net deferred tax asset of $6.9 million, including $3.2 million that represents the tax benefit related to the pre-tax loss incurred for the nine months ended October 31, 1995. The Company's ability to realize the net deferred tax asset depends upon the Company's ability to meet management's projected operating results. At this time, management believes that the Company is more likely than not to meet or exceed these projections. If at any time management believes that the projections are unattainable, the valuation reserve for the Company's net deferred tax asset will be adjusted accordingly.

NOTE 8:   Earnings per share

Earnings per share are computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the period, except when antidilutive. For the three and nine month periods ended October 31, 1995, the net loss has been increased by approximately $61,000 and $183,000 respectively, representing cumulative dividends earned on the Company's preferred stock. For the three and nine months ended October 31, 1994 the net loss was increased by approximately $51,000 and $112,000 respectively, representing cumulative dividends earned on the Company's preferred stock.

                                     PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SCS/Compute, Inc. ("SCS" or "the Company") provides integrated software solutions and associated services designed to improve the productivity of its customers, approximately 10,000 firms of accounting and tax professionals. The Company's tax products, Tax Machine(R) and LMS/Tax(TM), offer systems that integrate tax preparation, tax planning, depreciation and client management into one software product. Both products support a wide range of customers with capabilities to handle extremely complex individual and business tax returns, and can be used in either single or multi-user configurations. The Company also offers a line of accounting products. Datawrite(R) is a client accounting general ledger and financial statement reporting software product designed to produce financial statements and specialized management reports for an unlimited number of diversified client businesses. The Datawrite product family includes add-on modules for payroll processing, fixed asset management, business ratio analysis, remote data entry, and file importation with full integration to the SCS tax products.

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

As a result of the Company's revenue and expense recognition policies, it is beneficial in interim quarters to analyze results from operations on a trailing twelve month basis. The table below presents trailing twelve month information for the twelve months ended October 31, 1995 and 1994 (unaudited in thousands):

                       October 31, 1995    October 31, 1994        Change
Revenues                    $18,335            $ 16,921            $1,414
Gross Income                 14,304              12,958             1,346
Operating Income              1,301                (438)            1,739
Pretax income (loss)            411              (1,778)            2,189



ACQUISITIONS

During the quarter ended October 31, 1995, the Company completed two acquisitions (see Note 5 of the Company's Condensed Financial Statements). The acquisition of RAM Software, Inc.'s tax software customer base, which generated approximately $400,000 of annual revenues in 1994 under prior ownership, is expected to contribute to both revenues and earnings per share in the Company's fourth quarter of the current fiscal year. The acquisition of certain assets of SaLT Solutions, Inc. are not expected to contribute revenues or earnings per share in the current fiscal year.

PRODUCT INTRODUCTIONS

In December 1995, the Company began shipping SCS Client Books (TM), a Windows-based integrated suite of general accounting modules designed for small business use. SCS Client Books (TM) tightly integrates with Datawrite (R), the client accounting general ledger and financial statement reporting product which the Company provides to an existing base of over 3,000 professional accounting firms. The new Windows-based client products will be distributed by the Company's existing customer base who can offer small business clients professional accounting experience and expertise while business owners focus on the day to day management of their businesses. The Company expects SCS Clients Books (TM) to contribute between $100,000 and $200,000 of revenues in the fourth quarter of the current fiscal year.

During the fourth quarter of the current fiscal year, the Company plans to release a beta version of its Windows-based tax compliance software. This product has been in development since June 1994. The Company plans to begin marketing this product in the spring of 1996.

OPERATING RESULTS

For the quarter and nine months ended October 31, 1995, recognized revenues increased 4.5% to $1.4 million, and 4.3% to $3.0 million respectively, from prior year levels. Total software orders received in the nine month period, including deferred software orders, increased by 7.4% to $15.5 million from $14.5 million last year. Deferred revenues as of October 31, 1995, which consist primarily of orders and prepayments from tax software customers that will be recognized as revenues when the products are shipped in the fourth quarter, were $13.0 million compared with $12.2 million a year earlier. Customer retention rates are currently approaching and are expected to reach historic levels of approximately 90% by the end of the fiscal year. Full year revenue growth for the year ended January 31, 1996, will also benefit from the fourth quarter contribution from the acquisition of RAM Software, Inc.'s tax software customer base, the introduction of SCS Client Books (TM), and other new accounting product offerings.

Cost of revenues for the quarter was flat versus the comparable period last year. For the nine month periods, cost of revenues decreased by 6.7% to $1.4 million. The nine month reduction was primarily attributable to lower amortization of software development costs. Approximately $3.0 million of software costs capitalized by the Company in a 1988 acquisition became fully amortized during the prior year.

Total operating expenses for the quarter was flat versus the comparable period last year. For the nine month periods, operating expenses increased 4.8% to $9.3 million. Increased professional and settlement fees, sales, marketing and software update and maintenance expenses were partially offset by a decline in bad debt, amortization and depreciation expenses.

During the nine month period, the Company capitalized $1,663,000 of software development costs in accordance with SFAS No. 86 "Accounting for Costs of Computer Software to be Sold or Otherwise Marketed," compared to $809,000 in the comparable period of the prior year. Increased capitalization in the current period reflects the Company's commitment to expanding its core DOS-based products and to developing new Windows(TM) based tax and accounting software for the professional accounting firm market. (see Product Introductions)

Lower debt levels in both the current quarter and nine month period contributed to a 15.5% and 29.5% decline in net interest expense comparisons respectively. The Company restructured its senior note agreement effective April 30, 1994 (See Notes 3 and 4 of the Company's Condensed Financial Statements).

As more fully discussed in Note 7 of the Company's Condensed Financial Statements, a benefit for income taxes was recorded at statutory rates for the quarters and nine month periods ended October 31, 1995 and 1994. The net loss was virtually unchanged from prior year levels at $1.5 million for the quarter and $5.1 million for the nine month period.

LIQUIDITY AND CAPITAL RESOURCES

In line with prior year interim quarters, the Company had a negative working capital position at October 31, 1995. Current assets included the $3.2 million credit for income taxes resulting from this year's seasonal nine month loss while current liabilities included $13.0 million in deferred revenues, most of which will be recognized as revenues in this year's fourth quarter when tax software is shipped. The Company expects to eliminate substantially all of its negative working capital in the fourth quarter when the deferred revenue is recognized.

On October 31, 1995, cash and cash equivalents were $1.1 million versus $2.1 million on October 31, 1994. During the nine month period, the Company generated $3.1 million in cash from operations compared to $2.6 million in the prior year. Increased software orders (deferred revenues) and reduced payments for accounts payable more than offset higher accounts receivable balances and lower depreciation and amortization. Cash used in investing activities increased to

$2.7 million from $863,000 last year. The $1.8 million increase is the result of an increase in capitalization of software development of $854,000, an increase in customer list and product acquisition costs of $730,000 and an increase in property and equipment expenditures of $211,000. Cash used in financing activities increased to $1.2 million from $461,000 due to this year's second quarter scheduled $1,250,000 payment on long-term debt and $304,000 in dividends paid year to date to the Company's preferred stockholder. In the prior year period, the Company made $700,000 in draws and $1.0 million in payments on its line of credit, and incurred $162,000 in direct costs related to the issuance of preferred stock in conjunction with the restructuring of its senior note agreement.

Historically, the Company has financed its working capital and capital expenditure requirements from operating cash flow, trade credit and borrowings from lending institutions.

Outlook

The Company is on target to deliver its tax and accounting software products in a timely manner in the fourth quarter, and in fact, began shipment of these products in November 1995. Revenue growth comparisons for fiscal 1995, as indicated by software orders which were up 7.4% at October 31, reflect high customer retention rates. Full year revenues should also benefit from fourth quarter contributions from the acquisition completed in September and new accounting product introductions. Increases in operating expenses in fiscal 1995 will be partially offset by reductions in amortization, depreciation and net interest expense of approximately $700,000. Consequently, the Company expects earnings per share in fiscal 1995 to be higher than the $.14 per share reported in fiscal 1994.

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K


(a)  Exhibit 27 - Financial Data Schedule                               p. 14

(b) No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1995.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  SCS/Compute, Inc.
                                            ------------------------------
                                                    (Registrant)


          December 11, 1995
     ---------------------------            ------------------------------
               (Date)                             Robert W. Nolan, Sr.
                                                       Chairman



          December 11, 1995
     ---------------------------            ------------------------------
               (Date)                              Charles G. Wilson
                                               Executive Vice President,
                                               Finance and Administration